Form 10-K
period 2002-06-30
UACSC 2002-A OWNER TRST AUTO RECEIVABLE BACK NT
filed 2002-07-29
CIK 1168781

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended June 30, 2002,
                        Commission File No. 333-42046-04

                             UACSC 2002-A OWNER TRUST
             (Exact name of registrant as specified in its charter)

             Delaware                               35-1937340
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)             Identification Number)
                                                 UAC Securitization
                                                 Corporation

     c/o First Union Trust Company,
     National Association, as Owner Trustee
     One Rodney Square
     Suite 109
     920 King Street
     Wilmington, Delaware                               19801
     (address of principal                            (zip code)
     executive offices)

     Registrant's telephone number including area code    (239) 948-1850

     Securities registered pursuant to Section 12 (b) of the Act: None

     Securities registered pursuant to Section 12 (g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1937 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]      No  [ ]

     Indicate by check mark if the disclosure of delinquent  filers  pursuant to
     Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K as any amendment to this Form 10-K. [X]

     DOCUMENTS INCORPORATED BY REFERENCE:    None

     The Registrant (the UACSC 2002-A Owner Trust, or the "Trust") is an automobile receivable securitization trust formed pursuant to a Trust and Servicing Agreement dated as of March 1, 2002 among UAC Securitization Corporation, as "Seller," Union Acceptance Corporation, as "Servicer," and First Union Trust Company, National Association, as "Owner Trustee" (the "Agreement"), and has issued asset-backed debt securities (the "Note") pursuant to an Indenture dated as of September 25, 2001 (the "Indenture"). The Registrant is filing this Form 10-K and has filed current reports on Form 8-K monthly in lieu of reports on Form 10-Q and compliance with certain other requirements of
Section 15(d) of the Securities Exchange Act of 1934, as amended, which are otherwise applicable to the Trust, on the basis of the SEC staff position described in numerous no-action letters applicable to securities such as the Notes issued pursuant to the Indenture. See, e.g., Prime Credit Card Master Trust (pub. available October 16, 1992), Private Label Credit Card Master Trust (pub. available May 20, 1992), Sears Receivable Financing Group, Inc. (pub. available March 31, 1992), Discover Financing Group, Incorporated, Discover Card Trust 1991-E (pub. available February 13, 1992), Bank One Auto Trust 1995-A (pub. available August 16, 1995) and Volkswagen Credit Auto Master Trust (pub. available May 9, 1997).

                                     PART I



     Item 1. Business.

          The Trust is a bankruptcy-remote Delaware Business Trust. The Trust was formed solely for the purpose of acquiring from UAC Securitization Corporation (the "Seller"), a wholly-owned bankruptcy-remote subsidiary of Union Acceptance Corporation (the "Servicer"), certain installment loan and security agreements and installment sales contracts secured by new and used automobiles, light trucks and vans (the "Contracts"), and securitizing the Contracts through the issuance of asset-backed debt securities (the "Notes") pursuant to a Registration Statement on Form S-3 (File No. 333-42046). In addition, the Trust issued a certificate (the "Certificate") to the Seller representing the equity interest in the Trust.

     Item 2.  Properties.

          Not applicable.

     Item 3.  Legal Proceedings.

          There are no material pending legal proceedings involving the Trust or, with respect to any Notes or any other trust property, involving the Owner Trustee, the Seller or the Servicer.

     Item 4.  Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of Noteholders during the fiscal year ended June 30, 2002 for any purpose.

                                     PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          There is no established public trading market for the Certificates.

          As of July 23, 2002, UAC Securitization Corporation is the sole holder of the Certificates, which represent the equity interest in the Trust.

     Item 6.  Selected Financial Data.

          Not applicable.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Not applicable.

     Item 7A. Quantitative and Qualitative Disclosures ABout Market Risk.

          Not applicable.

     Item 8.  Financial Statements and Supplementary Data.

          Not applicable.

     Item 9. Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

     Item 10.  Directors and Executive Officers.

          Not applicable.

     Item 11.  Executive Compensation.

          Not applicable.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The equity interest in the Trust is represented by the Certificates. As of July 23, 2002, UAC Securitization Corporation beneficially owns 100% of the Certificates. The Seller's address is 9240 Bonita Beach Road, Suite 1109-A, Bonita Springs, Florida 34135.

     Item 13.  Certain Relationships and Related Transactions.

          Union Acceptance Corporation, as Servicer, and UAC Securitization Corporation, as certificateholder, receive payments from the Trust in accordance with the terms of the Agreement and the Indenture related to the Trust.


                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The Exhibits required to be filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

     (b) Current Reports on Form 8-K were filed on October 2, 2001, December 26, 2001, January 22, 2002, February 20, 2002, March 22, 2002, April
          22, 2002, May 20, 2002, and June 14, 2002.

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized Administrator of the UACSC 2002-A Owner Trust, for and on behalf of UACSC 2002-A Owner Trust.

                                  UACSC 2002-A Owner Trust

                                  By:  Union Acceptance Corporation,
                                        as Administrator


     Date: July 29, 2002          By: /s/ Ashley A. Vukovits
                                     -------------------------------------------
                                      Ashley A. Vukovits
                                      Vice President

                                  EXHIBIT INDEX

         No.        Description
         ---        -----------

         4.1 Trust and Servicing Agreement respecting the UACSC 2002-A Owner Trust (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 2, 2002).

         4.2        Indenture   respecting   the  UACSC   2002-A   Owner   Trust
                    (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 2, 2002).

         99.1 UACSC 2002-A Owner Trust Monthly Servicer Report for the Month Ended June 30, 2002.

         99.2 The consolidated financial statements of MBIA, Inc. and its subsidiaries as of December 31, 2001 and December 31, 2000 and for each of the three years in the period ended December 31, 2001, included in the Annual Report on Form 10-K of MBIA, Inc. for the year ended December 31, 2001, which was filed by MBIA, Inc. with the SEC on March 29, 2002, are incorporated by reference.